Form 10-Q
period 1995-09-30
KOGER PARTNERSHIP LTD
filed 1995-11-14
CIK 202328

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
           EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

           Commission File Number 0-8891

                           THE KOGER PARTNERSHIP, LTD.
             (Exact name of registrant as specified in its charter)

                          FLORIDA                  59-1710469
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)

          3986 BOULEVARD CENTER DRIVE
               JACKSONVILLE, FLORIDA                        32207
         (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (904) 398-3403

               Former name, former address and former fiscal year,
                       if changed since last report: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X     No

                                TABLE OF CONTENTS

                                                                            Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

               Independent Accountants' Report...................              2

         Item 1.  Financial Statements:

               Condensed Balance Sheets
                  September 30, 1995 and December 31, 1994.......              3

               Condensed Statements of Operations
                  for the Three and Nine Month Periods Ended
                  September 30, 1995 and 1994....................              4

               Condensed Statement of Changes in Partners'
                  Deficiency in Assets for the Nine Month Period
                  Ended September 30, 1995.......................              5

               Condensed Statements of Cash Flows
                  for the Nine Month Periods Ended September 30, 1995
                  and 1994.......................................              6

               Notes to Condensed Financial Statements
                  for the Three and Nine Month Periods
                  Ended September 30, 1995 and 1994..............              7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................              9


PART II.       OTHER INFORMATION

         Item 1.  Legal Proceedings..............................             11

         Item 6.  Exhibits and Reports on Form 8-K...............             11

         Signatures..............................................             12

INDEPENDENT ACCOUNTANTS' REPORT

To the General Partner of
The Koger Partnership, Ltd.
Jacksonville, Florida


We have reviewed the accompanying condensed balance sheet of The Koger Partnership, Ltd. (the "Partnership") as of September 30, 1995, and the related condensed statements of operations for the three and nine month periods ended September 30, 1995 and 1994, the condensed statement of changes in partners' deficiency in assets for the nine month period ended September 30, 1995 and the condensed statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

     The accompanying condensed financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership is in the process of liquidation which should be completed or substantially completed before December 31, 1995. As discussed in Note 1 to the condensed financial statements on August 1, 1995 the Partnership sold or contracted to sell all of its real estate assets, which constitute substantially all of the Partnership's assets. As also discussed in Note 3 to the condensed financial statements and
Note 2 to the annual financial statements for the year ended December 31, 1994 (not presented herein), these facts and circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the condensed financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Partnership as of December 31, 1994, and the related statements of operations, changes in partners' deficiency in assets and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1995, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Partnership's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
November 10, 1995




                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                           THE KOGER PARTNERSHIP, LTD.
                            CONDENSED BALANCE SHEETS
                (Unaudited - See Independent Accountants' Report)
                        (In Thousands, Except Unit Data)


                                                                                                  September 30,  December 31,
                                                                                                       1995         1994
                                                                                                    ---------    ---------
ASSETS
REAL ESTATE ASSETS HELD FOR SALE  (NOTE 1):
  Land ..........................................................................................   $     267    $  33,930
  Buildings and improvements ....................................................................       1,929      228,193
                                                                                                    ---------    ---------
      Total .....................................................................................       2,196      262,123
  Less accumulated depreciation and amortization ................................................      (1,018)    (123,584)
                                                                                                    ---------    ---------
      Net .......................................................................................       1,178      138,539

CASH  AND  TEMPORARY  INVESTMENTS  (including  restricted  cash of  $1,001 as of
      December 31, 1994 and cash restricted to KE of $2,188 and
      $1,668 at September 30, 1995 and December 31, 1994) .......................................       4,422        9,862
RECEIVABLES, (net of allowance for uncollectible rents of $181 in 1995 and
      $210 in 1994) .............................................................................       1,095        1,095
OTHER ASSETS ....................................................................................         472        2,602
                                                                                                    ---------    ---------
      TOTAL ASSETS ..............................................................................   $   7,167    $ 152,098
                                                                                                    =========    =========

LIABILITIES AND PARTNERS' DEFICIENCY IN ASSETS
LIABILITIES:
  Mortgages and loans payable (including debt payable to KE and affiliate

    of $18,561 in 1995 and $30,962 in 1994) .....................................................   $  18,561    $ 178,647
  Accounts payable ..............................................................................         370          857
  Accrued reorganization costs ..................................................................         297
  Accrued interest (including $6,604 and $4,502 payable to KE and affiliate
    in 1995 and 1994) ...........................................................................       6,604        9,632
  Accrued liabilities (including payable to KE of $2,188 and $1,850 in 1995
     and 1994) ..................................................................................       2,860        2,308
  Other liabilities .............................................................................          65        1,535
                                                                                                    ---------    ---------
       Total liabilities ........................................................................      28,460      193,276
                                                                                                    ---------    ---------


PARTNERS' DEFICIENCY IN ASSETS:
  Managing General  Partner - 93,217 Units at September 30, 1995 (which includes
     53,299 Limited Units) and 90,360 Units at December 31, 1994
     (which includes 50,442 Limited Units) ......................................................     (21,293)     (35,464)
  Alternate General Partner - 2,857 Units at December 31, 1994 ..................................        --           --
  Limited Partners - 184,576 Units at September 30, 1995 and 185,823 Units
   at December 31, 1994 .........................................................................        --           --
  Unallocated losses ............................................................................        --         (5,714)
                                                                                                    ---------    ---------
       Total Partners' deficiency in assets .....................................................     (21,293)     (41,178)
                                                                                                    ---------    ---------
       TOTAL LIABILITIES  AND  PARTNERS' DEFICIENCY IN ASSETS ...................................   $   7,167    $ 152,098
                                                                                                    =========    =========

See Notes to Condensed Financial Statements




                           THE KOGER PARTNERSHIP, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                (Unaudited - See Independent Accountants' Report)
                         (In Thousands Except Unit Data)

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,              September 30,
                                                                      1995         1994          1995       1994
                                                                   ---------    ---------    ----------   --------
 REVENUES
     Rental ....................................................   $   2,708    $   9,975    $  22,128   $  27,536
     Interest and other ........................................         286           85          901         231
                                                                   ---------    ---------    ---------   ---------
         Total revenues ........................................       2,994       10,060       23,029      27,767
                                                                   ---------    ---------    ---------   ---------

EXPENSES
     Rental expenses:
         Interest:
            Managing General Partner and KE ....................         237          735        2,102       2,142
            Other ..............................................        (771)       3,354        5,430       9,997
                                                                   ---------    ---------    ---------   ---------
                Total interest expense .........................        (534)       4,089        7,532      12,139
         Rental operating expenses .............................       1,195        4,513        8,443      11,527
         Depreciation and amortization .........................         891        3,070        6,594       9,294
         Management fee and other costs to KE ..................         320          839        2,201       2,434
     General and administrative ................................          27           32          250         256
     Alternate General Partner's fee ...........................           7           20           46          66
                                                                   ---------    ---------    ---------   ---------
         Total expenses ........................................       1,906       12,563       25,066      35,716
                                                                   ---------    ---------    ---------   ---------

GAIN ON SALE OF PROPERTIES .....................................      18,385                   18,385
                                                                   ---------    ---------    ---------   ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
     GAIN ON FORGIVENESS OF DEBT ...............................      19,473       (2,503)      16,348      (7,949)
EXTRAORDINARY GAIN ON
     FORGIVENESS OF  DEBT ......................................       3,537                     3,537
                                                                    ---------    ---------    ---------   ---------
NET INCOME (LOSS) ..............................................   $  23,010    $  (2,503)   $  19,885   $  (7,949)
                                                                    =========    =========    =========   =========

ALLOCATION OF NET INCOME (LOSS):
     Managing General Partner ..................................   $  15,655    $  (2,199)   $  14,171   $  (4,691)
     Limited Partners ..........................................        --           --           --          --
     Unallocated net gain (loss) ...............................       7,355         (304)       5,714      (3,258)
                                                                   ---------    ---------    ---------   ----------
        Total ..................................................   $  23,010    $  (2,503)   $  19,885   $  (7,949)
                                                                   =========    =========    =========   ==+=======

NET INCOME (LOSS) PER WEIGHTED
     AVERAGE UNIT:
     Managing General Partner ..................................   $  169.67    $  (24.34)   $   155.73   $ (51.91)
     Limited Partners ..........................................   $    --      $    --      $    --      $     --

WEIGHTED AVERAGE UNITS OUTSTANDING:
     Managing General Partner ..................................      92,265       90,360       90,995      90,360
     Limited Partners ..........................................     184,576      187,006      184,969     187,641

See Notes to Condensed Financial Statements.




                           THE KOGER PARTNERSHIP, LTD.
        CONDENSED STATEMENT OF CHANGES IN PARTNERS' DEFICIENCY IN ASSETS
                         FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1995
                (Unaudited - See Independent Accountants' Report)
                         (In Thousands Except Unit Data)



                                                                               UNAL-
                            MANAGING            ALTERNATE                     LOCATED
                            GENERAL             GENERAL         LIMITED        GAINS
                            PARTNER             PARTNER         PARTNERS      (LOSSES)          TOTAL

                        Units     Amount    Units   Amount   Units    Amount   Amount    Units        Amount
                        -----     ------    -----   ------   -----    ------   ------    -----        ------

BALANCES,
December 31, 1994       90,360 $(35,464)    2,857  $ --     185,823   $ --   $(5,714)   279,040    $ (41,178)

Net Income                --     14,171      --      --        --       --     5,714       --         19,885

Units Abandoned           --        --       --      --      (1,247)    --      --       (1,247)        --

Units Transferred        2,857      --     (2,857)   --        --       --      --         --           --
                        ------- --------  -------  ----     -------    ----    -----    -------    ----------

BALANCES,
September 30, 1995      93,217 $(21,293)     --    $ --     184,576   $ --   $  --      277,793    $ (21,293)
                        ======  ========  =======  ====     =======    ====    =====    =======    ==========

See Notes to Condensed Financial Statements

                                        5




                           THE KOGER PARTNERSHIP, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited - See Independent Accountants' Report)
                                 (In Thousands)



                                                                                      Nine Months Ended
                                                                                        September 30,

                                                                                          1995           1994
                                                                                         ------         ------
OPERATING ACTIVITIES:
     Net income (loss).......................................................       $    19,885     $    (7,949)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
         Depreciation and amortization.......................................             6,594           9,294
         Accrued interest added to principal.................................               210             288
         Provision for uncollectible rents...................................                30
         Gain on sale of properties..........................................           (18,385)
         Extraordinary gain on forgiveness of debt...........................            (3,537)
         Increase (decrease) in accounts payable, accrued
         liabilities and other liabilities...................................            (4,730)          6,546
         Decrease (increase) in receivables and other assets.................             2,100          (1,341)
                                                                                     -----------     -----------
         Net cash provided by operating activities...........................             2,167           6,838
                                                                                     -----------     -----------

INVESTING ACTIVITIES:
     Improvements to existing properties.....................................            (3,348)         (3,468)
     Proceeds from sale of properties........................................           152,500
                                                                                     -----------    ------------
         Net cash provided by (used in) investing activities.................           149,152          (3,468)
                                                                                     -----------    ------------

FINANCING ACTIVITIES:
     Loan repayment - Southeast..............................................           (12,400)
     Mortgages and loans paid off - KE.......................................           (29,087)
     Mortgages and loans paid off - Other....................................          (113,034)
     Principal payments on mortgages and loans payable.......................            (2,238)         (1,684)
                                                                                    -------------   ------------
         Net cash used in financing activities...............................          (156,759)         (1,684)
                                                                                     ------------   ------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS..........................................................            (5,440)          1,686

CASH AND CASH EQUIVALENTS-Beginning of period................................             9,862           7,712
                                                                                    ------------    -------------

CASH AND CASH EQUIVALENTS-End of period .....................................       $     4,422     $     9,398
                                                                                    =============== =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash Paid During the Period for Interest..................................       $    10,342     $     7,260
                                                                                    ==============  =============
   Cash Paid During the Period for Reorganization
     Items, net..............................................................       $      ---      $     1,080
                                                                                    ==============  =============

See Notes to Condensed Financial Statements.

                           THE KOGER PARTNERSHIP, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                (Unaudited- See Independent Accountants' Report)

1.   SALE OF ASSETS.

      On May 24, 1995, The Koger Partnership, Ltd. (the "Partnership") entered into an agreement for the sale of all 92 office properties of the Partnership to entities which are wholly owned by a co-mingled pension trust for which Morgan Guaranty Trust Company of New York is the Trustee and to which J.P. Morgan Investment Management Inc. is an advisor (the "Purchaser"), for a cash purchase price of $154 million. On August 1, 1995, the Partnership sold 90 office properties to the Purchaser, for an aggregate gross cash sales price of approximately $152.5 million. At September 30, 1995, the Partnership held two office properties which were under contract to be sold to the Purchaser upon the satisfaction of certain property- related conditions, which is expected to cost the Partnership an estimated amount not to exceed $300,000, for an aggregate purchase price of $1.5 million. It is expected the Partnership will be able to meet such conditions. On October 19, 1995, one of the two remaining office properties was sold to the Purchaser for $750,000. No losses were incurred or are anticipated on these respective sales.

      The net proceeds from the sale of all of the Partnership's properties was sufficient to repay in full all secured debt and accrued interest of the Partnership with the remaining excess sales proceeds and available cash of the Partnership estimated to be $16 million to be used to pay Southeast Properties Holding Corporation, Inc. ("Southeast") for amounts owed on subordinate debt and accrued interest. During the quarter ended September 30, 1995, the Partnership repaid $12.4 million of the subordinate debt to Southeast. Of the remaining unpaid principal and interest balances owed to Southeast totaling $25 million as of September 30, 1995, $21 million is not expected to be repaid. As a consequence of the foregoing transaction, holders of Units of Partnership Interest, including Southeast as holder of 33.6% equity interest in the Partnership, will receive no future payments or distributions on their Units.

      The Partnership's sale of its properties and termination for tax purposes will be taxable events to the partners. Many partners are expected to recognize net taxable income as a result of these events.

2.    BASIS OF PRESENTATION.

      The condensed financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1994, included in the Partnership's Form 10-K Annual Report for the year ended December 31, 1994. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date and is condensed.

      Reference is made to Note 1 above wherein is described the sale or contract for sale of substantially all the Partnership's properties.

      All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods have been made. Results of operations for the three and nine month interim periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

      The Partnership Reorganization Plan in its Chapter 11 Case (the "Partnership Plan") provides that secured debt of the Partnership is non-recourse to the general and limited partners. In addition, the debt restructured under the Partnership plan payable to Southeast is subordinate to all other debt of the Partnership. Accordingly, the losses of the Partnership are allocated to Southeast as Managing General Partner in amounts not to exceed the principal and related accrued interest on debt due to Southeast which totaled $25,165,000 and $35,464,000 at September 30, 1995 and December 31, 1994,
respectively. Losses in excess of principal and accrued interest on debt due to Southeast are not the responsibility of the Managing General Partner, and accordingly were not allocated to the Managing General Partner. No losses or deficiency in assets are the obligation of any general or limited partner under the Partnership plan.

      Certain amounts in prior years have been reclassified to conform to current year presentation.

3.    GOING CONCERN.

       The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of the Partnership's sale and contract to sell all of its real estate assets (see Note 1) approximately $21 million of the $25 million owed to Southeast as of September 30, 1995 for subordinated debt and accrued interest is not expected to be repaid. The Partnership has not made any distributions in respect to any units of partnership interest (the "Units") since January 1991 and will not ever make any cash distributions to Unit holders. The Partnership is in the process of selling all of its operating properties which should be completed or substantially completed before December 31, 1995. It is expected the Partnership will be dissolved in the current or following fiscal year. The condensed financial statements do not include any adjustments relating to the recorded amounts of debt for amounts not expected to be repaid as a result of the sale of the Partnership's real estate assets.

4.    MORTGAGES AND LOANS PAYABLE.

      Mortgages and loans payable at September 30, 1995 and December 31, 1994 consisted of the following ( in thousands):


                                                   September 30,   December 31,
                                                       1995             1994
                                                   -------------   ------------
Basic Restructured Mortgage Notes...................               $ 82,933
Substitute Restructured Mortgage Notes..............                 23,708
New Secured Notes...................................                 31,428
Southeast Properties Holding Corporation, Inc. Note $ 18,561         30,962
Confirmation Loan..................................                   8,493
Tax Notes..........................................                   1,123
                                                   ---------       --------
Total.............................................. $ 18,561       $178,647
                                                    ========       ========

     Interest forgiven of approximately $4,585,000, due to prepayment of certain notes and mortgages during the nine months ended September 30, 1995, has been recorded as a reduction of interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Condensed Financial Statements and related Notes to Condensed Financial Statements appearing elsewhere in this Form 10-Q, and the Management's Discussion and Analysis of Financial Condition and Results of Operations, included in The Koger Partnership, Ltd.'s (the "Partnership") December 31, 1994, Annual Report on Form 10-K. Historical results and percentage relationships in the Condensed Statements of Operations, including trends which might appear, should not be taken as indicative of future operations. Reference is also made to Notes to Condensed Financial Statements wherein is described the sale or contract for sale of substantially all the Partnership's properties. On August 1, 1995, the Partnership sold 90 of its 92 office properties to entities which are wholly owned by a co-mingled pension trust for which Morgan Guaranty Trust Company of New York is the Trustee and to which J.P. Morgan Investment Management Inc. is an investment advisor (the "Purchaser"). During the quarter ended September 30, 1995, the Partnership held two office properties which were under contract to be sold to the Purchaser upon the satisfaction of certain property related conditions. For the quarter and nine months ended September 30, 1995, the sale of the office properties substantially impacted the Partnership's revenues and expenses. The Partnership is in the process of selling its real estate assets which should be completed or substantially completed before December 31, 1995. It is expected the Partnership will be dissolved in the current or following fiscal year. By December 31, 1995, all operations of the Partnership are expected to cease.

Results of Operations

       Rental revenues for the three months ended September 30, 1995, decreased $7,267,000 (73%) from the corresponding period in 1994 due primarily to the sale of 90 buildings on August 1, 1995, described above. Rental revenues for the nine months ended September 30, 1995, decreased $5,408,000 (20%) from the corresponding period in 1994 due primarily to the sale of buildings described above.

       Interest revenues increased for the three and nine month periods ended September 30, 1995 compared to the corresponding periods in 1994 due to higher interest rates earned on the Partnership's temporary cash investments and the higher average balance of cash to invest.

       Rental operating expenses include such charges as utilities, taxes, janitorial, maintenance and customary tenant requested services. The amounts of rental operating expenses incurred during 1995 and 1994 and their percentages of rental revenues for the applicable periods are as follows:


                                                            % of Rental
              Period                        Amount            Revenues

      September 30, 1995  - Quarter        $  1,195,000        44.1%
      September 30, 1994  - Quarter        $  4,513,000        45.2%
      September 30, 1995  - Nine months    $  8,443,000        38.2%
      September 30, 1994  - Nine months    $ 11,527,000        41.9%


      Rental operating expenses, management fee to the managing general partner, depreciation and amortization and interest expense decreased primarily as a result of the sale of properties to the Purchaser.

      The  increases  in net income for the three and nine month  periods  ended
September 30, 1995 from 1994 was due primarily to the sale of properties described above.

Liquidity and Capital Resources

      Operating Activities. The Partnership's primary internal source of cash is the collection of rents in respect of buildings owned. In the past, gross rents together with borrowings have been sufficient to pay the Partnership's operating expenses (before depreciation and amortization), debt service payments and required capital expenditures for refurbishment of buildings and, until January 1991, cash for quarterly distributions to partners. During the pendency of its Chapter 11 Case, the Partnership made no payments in respect to its unsecured indebtedness, including its obligations to Koger Properties, Inc. ("KPI"). The reorganized Partnership remains a highly leveraged real property partnership, with little or no apparent access to additional amounts of equity capital.

      After the sale of the two remaining buildings described above, the Partnership is expected to cease operations.

      Investing Activities. The Partnership's expenditures for building and tenant improvements totaled approximately $3.3 million for the nine months ended September 30, 1995 compared to approximately $3.5 million for the nine months ended September 30, 1994. For calendar 1994, expenditures for building and tenant improvements were approximately $5.0 million, which was relatively consistent with the level of building and tenant improvements to the Partnership's properties for 1993. See below for description of properties sold on August 1, 1995.

      Financing Activities. On August 1, 1995, the Partnership sold 90 of its 92 office properties for an aggregate cash sales price of approximately $152.5 million. Of the sales proceeds $117 million was used to repay Partnership secured debt and accrued interest. A portion of the remaining sales proceeds was deposited with a trustee for distribution to the New Secured lenders within 90 days and was utilized to repay the $30.4 million of New Secured Notes and related accrued interest during the quarter ended September 30, 1995.

      At September 30, 1995, the Partnership held two remaining office properties under contract to sell for an aggregate purchase price of $1.5 million. On October 19, 1995, one of the two remaining office properties was sold to the Purchaser for $750,000. The sales proceeds will be used to repay certain indebtedness to Southeast.


Limitation on Partnership Distributions

      In  light  of the sale or the  contract  for  sale of all the real  estate
assets  of  the  Partnership,   the  Partnership  will  not  make  further  cash
distributions in respect of Units.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      The Partnership is involved in various proceedings incidental to the normal conduct of its business. Management does not expect that any such proceedings will have a material effect on the Partnership's financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------
               Exhibit
               Number                       Description
               -------                      -----------
                  27                        Financial Data Schedule

          (b) Reports on Form 8-K
              -------------------
          On August 14, 1995, the Partnership filed a Form 8-K providing information required under Item 2, Acquisition or Dispositions of Assets, and
Item 7, Financial Statements and Exhibits, for the closing of the sale of 90 buildings and related land representing all but two of the Partnership's buildings, the latter of which are under contract for sale. In addition, the Partnership provided under Item 7, Financial Statements and Exhibits, a copy of the form letter dated August 1, 1995, from Southeast Properties Holding Corporation, Inc. to the Limited Partners of The Koger Partnership, Ltd.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          THE KOGER PARTNERSHIP, LTD.
                                          By:     SOUTHEAST PROPERTIES
                                                  HOLDING CORPORATION, INC.
                                                  Managing General Partner





Date: November 13, 1995
                                           VICTOR A. HUGHES
                                           -------------------------------------
                                           VICTOR A. HUGHES
                                           SENIOR VICE PRESIDENT AND CHIEF
                                           FINANCIAL OFFICER OF THE
                                           MANAGING GENERAL PARTNER


Date: November 13, 1995
                                           JAMES L. STEPHENS
                                           -------------------------------------
                                           JAMES L. STEPHENS
                                           CHIEF ACCOUNTING OFFICER OF THE
                                           MANAGING GENERAL PARTNER